Form 10QSB
period 1996-03-31
MAUI USA INC
filed 1996-05-13
CIK 894549

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________.

     Commission file number: 33-55254-34.

                                MAUI USA, INC.
       (Exact name of small business issuer as specified in its charter)

                      NEVADA                         87-0485322
           (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)       Identification No.)

           505 FRONT STREET, SUITE 233, LAHAINA, MAUI, HAWAII  96761
           (Address of principal executive offices)       (Zip Code)


                                (808) 667-0647
                          (Issuer's telephone number)



                    (Former name, former address and former
                  fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X    No

     As of May 6, 1996, 8,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of the issuer were outstanding.

                                                           MAUI USA, INC.

                                                                INDEX
                                                                                                                Page
                                                                                                              Number
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 1996
                  and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Statement of Operations - For the
                  three months ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Statement of Cash Flows - For the
                  three months ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART II - OTHER INFORMATION

         Item 3. Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11



                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        BALANCE SHEETS - MARCH 31, 1996 AND DECEMBER 31, 1995


Maui USA Inc.
Consolidated Balance Sheet

                                    March 31, 1996   December 31, 1995
ASSETS                                (unaudited)

Cash (including restricted
  cash of $1,003,622
  and $1,142,872)               $       1,200,237     $     1,202,656
Land under development                 16,708,377          15,278,255
Furniture and equipment,                   15,536              16,626
  net
Other                                      79,313              74,393

   Total Assets                 $      18,003,463     $    16,571,930


LIABILITIES AND
STOCKHOLDERS' EQUITY

Accounts payable                $       1,433,370     $       615,926
Note payable                            7,500,000           7,500,000
Payable to affiliates                   3,639,037           2,990,845

   Total liabilities                   12,572,407          11,106,771


Stockholders' equity
  Common Stock
   Class A, $.001 par value;                8,000               8,000
    authorized - 25,000,000
    shares, outstanding -
    8,000,000 shares
   Class B, $.001 par value;                2,000               2,000
    authorized - 5,000,000
    shares, outstanding -
    2,000,000 shares
   Additional paid-in capital           5,556,149           5,556,149
   Accumulated deficit                   (135,093)           (100,990)

   Total stockholders' equity           5,431,056           5,465,159


   Total liabilities and
    stockholders' equity        $      18,003,463     $    16,571,930



See accompanying notes to consolidated financial statements.

        STATEMENT OF OPERATIONS - FOR THE THREE MONTHS ENDED
        MARCH 31, 1996 AND 1995


Maui USA Inc.
Consolidated Statement of Operations
(unaudited)



                                        Three Months Ended March 31,
                                         1996                 1995

Interest income                   $      11,573         $      13,584

General and administrative
 expenses                               (45,676)              (29,331)

Net loss                          $     (34,103)        $     (15,747)


Loss per common share
  Primary                         $      (0.003)        $      (0.001)



See accompanying notes to consolidated financial statements.

        STATEMENT OF CASH FLOWS - FOR THE THREE MONTHS ENDED
        MARCH 31, 1996 AND 1995


Maui USA Inc.
Consolidated Statement of Cash Flows
(unaudited)



                                         Three Months Ended March 31,
                                           1996                1995

Cash flows from operating
 activities
  Net loss                         $     (34,103)       $     (15,747)
  Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities
   Depreciation and                        1,090                  -
    amortization
   Changes in assets and
    liabilities
     Increase in other assets             (4,920)              (5,038)
     Increase in accounts                817,444              216,837
      payable
     Net increase in payable             648,192              162,561
      to affiliates


     Net cash provided by              1,427,703              358,613
      operating activities



Cash flows used in
 investing activities
  Costs of land under                 (1,430,122)          (1,111,927)
   development
  Net purchases of                         -                   (7,382)
   furniture and
   equipment

   Net cash used in                   (1,430,122)          (1,119,309)
    investing activities


Net decrease in cash                      (2,419)            (760,696)


Cash at beginning of
 period
  (including restricted                1,202,656            1,569,797
   cash of $1,142,872 and
   $1,209,368)


Cash at end of period
  (including restricted            $   1,200,237        $     809,101
   cash of $1,003,622
   and $692,916)


         See accompanying notes to consolidated financial statements.

        NOTES TO FINANCIAL STATEMENTS


MAUI USA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996


1.  BASIS OF PRESENTATION
    In the opinion of management, the unaudited financial information included in this report contains all adjustments, consisting of normal recurring adjustments only, necessary for a fair presentation of the results of operations and cash flows for the interim period covered and the financial condition of the Company at the dates of the balance sheets. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The accounting policies followed by the Company are set forth in Note 2 to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of." FAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, FAS 121 generally requires that the long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The adoption of FAS 121 by the Company did not have a material effect on the unaudited financial information included in this report.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The adoption of FAS 123 by the Company did not have a material effect on the unaudited financial information included in this report.

2.  MATERIAL CONTINGENCIES
    Closing of the acquisition agreement dated August 8, 1994, as amended, with 3521 Corp. (the Division) and transfer of the assets and liabilities from the Division to the Company were conditional upon the approval of the Bank of Bermuda (the Bank), and removal of a $7.6 million lien against the property in favor of the Bank. During 1995, the Bank had formally requested repayment of the $7.5 million loan and noted the Company was in default under certain loan covenants. As a result of ongoing discussions with the Bank, in late 1995 the Bank approved the transfer of the 50 acres from the Division to the Company and removed the $7.6 million lien against the property. However, as of March 31, 1996, the Bank had not approved the transfer of the $7.5 million note payable from the Division to the Company. On January 26, 1996, the Company and Isleinvest Ltd. signed a letter of intent with a prospective investor whereby the Company would receive approximately $12 million in financing. In connection with this agreement, the Company is planning to allocate a portion of the proceeds to repay half of the $7.5 million loan from the Bank of Bermuda and create a $3.75 million subordinated loan to the Company. The Company also intends to use the proceeds to fund the general contractor's escrow account for construction of the Project, as well as provide additional working capital to the Company. Management believes that the financing transaction will be concluded in early-to-mid 1996, but there is no assurance that a final agreement will be reached with this investor. Discussions with the Bank on these matters resulted in an agreement to transfer title in the land from the Division to the Company and the conveyance of title was recorded on December 28, 1995. Management of the

    Company is in discussions with the Bank to meet the remaining conditions for closing and believes such will be accomplished without any adverse effects to the Company. The unaudited financial information does not include any adjustments that might result from the Company's inability to satisfy the Bank.

3.  EVENT SUBSEQUENT TO MARCH 31, 1996
    On April 1, 1996, the Company entered into a $11,456,000 fixed-price contract with a construction company which amends two existing contracts for mass grading and infrastructure construction for the Kahana Ridge Project. In connection with this amended contract, the Company is required to place into escrow $4 million to fund the initial costs of construction.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          MATERIAL CHANGES IN FINANCIAL CONDITION

          Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totalling approximately sixty acres, located on the Kahana Ridge in West Maui (the "Project"). The expected completion date for development of the Project is February 1997. Costs incurred during the three month period ended March 31, 1996 relate to development of the infrastructure of the Project and resulted in a significant increase (approximately $1,430,000) in Land Under Development (as set forth on the Company's unaudited consolidated balance sheet.) The increase in Accounts Payable and Payable to Affiliates from December 31, 1995 is due principally to the land development costs incurred in connection with the Project.

          MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Increased general and administrative expenses for the three month period ended March 31, 1996 compared to the respective corresponding 1995 period relate primarily to non-capitalizable media advertising expenses for the Project.

                          PART II - OTHER INFORMATION

ITEM 3.   DEFAULT UPON SENIOR SECURITIES


          As part of an acquisition agreement dated August 8, 1994, as amended, with 3521 Corp., the Company assumed a demand note payable to the Bank of Bermuda for $7,500,000 secured by a mortgage on the Project and certain assets of 3521 Corp., bearing interest at the London Interbank Offered Rate (LIBOR) plus 2% (7.47% at March 29, 1996). The Company is also obligated to pay a commitment fee of 2.5% per year on the outstanding loan. The loan is guaranteed by MRE Corp., the parent of 3521 Corp. During 1995, the Bank of Bermuda formally requested repayment and noted that the Company was in default under certain loan covenants. The lender and the Company are in discussions to cure the events of default in existence at March 31, 1996 and extend the loan, but there is no assurance that a resolution will be reached to satisfy the lender.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 13, 1996      MAUI USA, INC.



                         By:  /s/  Myron O. Kirkeby
                              Myron O. Kirkeby
                              President, Chief Executive
                              Officer and Treasurer