Form 10QSB
period 1996-06-30
MAUI USA INC
filed 1996-08-13
CIK 894549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

        Yes   X    No

        As of August 8, 1996, 8,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of the issuer were outstanding.


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

             Item 1. Financial Statements

                      Balance Sheets - June 30, 1996
                       and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                      Statement of Operations - For the
                       three months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .

                      Statement of Operations - For the
                       six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .

                      Statement of Cash Flows - For the
                       six months ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .

                      Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

             Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     PART II - OTHER INFORMATION

             Item 5. Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

             Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .



                          PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

           BALANCE SHEETS - JUNE 30, 1996 AND DECEMBER 31, 1995


   Maui USA Inc.
   Consolidated Balance Sheet

                                        June 30, 1996   December 31, 1995
   ASSETS                                (unaudited)

   Cash (including restricted
    cash of $8,763
    and $1,142,872)                $          49,250     $     1,202,656
   Receivable from County of
    Maui                                     790,719               --
   Land under development                 16,898,757          15,278,255
   Furniture and equipment,                   14,446              16,626
    net
   Other                                      68,891              74,393

      Total Assets                 $      17,822,063     $    16,571,930


   LIABILITIES AND
   STOCKHOLDERS' EQUITY

   Accounts payable                $       1,064,711     $       615,926
   Note payable to Bank                    7,500,000           7,500,000
   Payable to affiliates                   3,866,380           2,990,845

      Total liabilities                   12,431,091          11,106,771


   Stockholders' equity
    Common Stock
      Class A, $.001 par value;                8,000               8,000
       authorized - 25,000,000
       shares, outstanding -
       8,000,000 shares
      Class B, $.001 par value;                2,000               2,000
       authorized - 5,000,000
       shares, outstanding -
       2,000,000 shares
      Additional paid-in capital           5,556,149           5,556,149
      Accumulated deficit                   (175,177)           (100,990)

      Total stockholders' equity           5,390,972           5,465,159


      Total liabilities and
       stockholders' equity        $      17,822,063     $    16,571,930



   See accompanying notes to consolidated financial statements.

           STATEMENT OF OPERATIONS - FOR THE THREE MONTHS ENDED
           JUNE 30, 1996 AND 1995


   Maui USA Inc.
   Consolidated Statement of Operations
   (unaudited)



                                           Three Months Ended June 30,
                                            1996                 1995

   Interest income                   $       10,494        $       8,732

   General and administrative
    expenses                                (50,578)             (27,090)

   Net loss                          $      (40,084)       $     (18,358)


   Loss per common share
     Primary                         $       (0.004)       $      (0.002)


        See accompanying notes to consolidated financial statements.

           STATEMENT OF OPERATIONS - FOR THE SIX MONTHS ENDED
           JUNE 30, 1996 AND 1995


   Maui USA Inc.
   Consolidated Statement of Operations
   (unaudited)



                                            Six Months Ended June 30,
                                            1996                 1995

   Interest income                   $       22,067        $      22,316

   General and administrative
    expenses                                (96,254)             (56,421)

   Net loss                          $      (74,187)       $     (34,105)


   Loss per common share
     Primary                         $       (0.007)       $      (0.003)



   See accompanying notes to consolidated financial statements.

           STATEMENT OF CASH FLOWS - FOR THE SIX MONTHS ENDED
           JUNE 30, 1996 AND 1995

   Maui USA Inc.
   Consolidated Statement of Cash Flows
   (unaudited)


                                             Six Months Ended June 30,
                                              1996                1995

   Cash flows from operating
    activities
     Net loss                         $      (74,187)      $      (34,105)
     Adjustments to reconcile
      net loss to net cash
      provided by operating
      activities
      Depreciation and
       amortization                            2,180                 -
      Changes in assets and
       liabilities
       Increase in receivable
        from County of Maui                 (790,719)                -
       (Increase) decrease in
        other assets                           5,502               (6,443)
       Increase in accounts
        payable                              448,785               33,711
       Net increase in payable
        to affiliates                        875,535              314,905


       Net cash provided by
        operating activities                 467,096              308,068



   Cash flows used in
    investing activities
     Costs of land under
      development                         (1,620,502)          (1,831,864)
     Net purchases of
      furniture and
      equipment                                -                   (3,449)

      Net cash used in
       investing activities               (1,620,502)          (1,835,313)


   Net decrease in cash                   (1,153,406)          (1,527,245)


   Cash at beginning of
    period
     (including restricted
      cash of $1,142,872 and
      $1,209,368)                          1,202,656            1,569,797


   Cash at end of period
     (including restricted
      cash of $8,763 and
      $34,548)                        $       49,250       $       42,552

           See accompanying notes to consolidated financial statements.

           NOTES TO FINANCIAL STATEMENTS


   MAUI USA INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



   1.  BASIS OF PRESENTATION
       In the opinion of management, the unaudited financial information included in this report contains all adjustments, consisting of normal recurring adjustments only, necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and the financial condition of the Company at the dates of the balance sheets. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. The accounting policies followed by the Company are set forth in Note 2 to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

   2.  MATERIAL COMMITMENTS
       Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totaling approximately sixty acres, located on the Kahana Ridge in West Maui (the "Project"). The expected completion date for development of the Project is March 1997. The Company has approximately $9 million in outstanding commitments related to a $11,456,000 fixed-price contract with a construction company for mass grading and infrastructure construction for the Kahana Ridge Project. In connection with this contract, the Company is required to place into escrow $4 million to fund the initial costs of construction of the Project. Additionally, as and when the individual lots are sold, $50,000 from the sale of each lot is to be paid directly to the general contractor of the Project.

   3.  EVENT SUBSEQUENT TO JUNE 30, 1996
       On July 25, 1996, the Company entered into an agreement with an investor whereby the Company received $8 million in financing in the form of a mortgage loan. In connection with this agreement the Company repaid half of the $7.5 million loan from the Bank of Bermuda, and the Bank approved the transfer of the remaining $3.75 million note payable from 3521 Corp. (an affiliate) to the Company. The remaining Bank of Bermuda loan is subordinate to the $8 million mortgage loan and fixed price contract with the construction company. The Company also used $4 million of the proceeds to fund the general contractor's escrow account for construction of the Project. The remaining proceeds were used to pay legal and administrative fees in connection with the financing and provide additional working capital to the Company.

       Pursuant to the terms of the financing agreement, as and when the individual lots are sold, $100,000 from the sale of each lot is to be paid directly to the investor until the $8 million advance is paid in full, together with the specified internal rate of return on the advance.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

             MATERIAL CHANGES IN FINANCIAL CONDITION

             Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totalling approximately sixty acres, located on the Kahana Ridge in West Maui (the "Project"). The expected completion date for development of the Project is March 1997. Costs incurred during the six month period ended June 30, 1996 relate to development of the infrastructure of the Project and resulted in a significant increase (approximately $1,620,000) in Land Under Development (as set forth on the Company's unaudited consolidated balance sheet). Pursuant to an agreement dated March 30,1995, as amended, between the Company and the Department of Water Supply of the County of Maui (the "County"), the County has agreed to fund approximately one-half of the cost of constructing a water storage tank and transmission pipeline for the Project. The receivable from the County of Maui represents the County's pro rata share of the construction costs incurred through June 30,1996 for the water tank and pipeline. The increase in accounts payable and payable to affiliates from December 31, 1995 is due principally to the land development costs incurred in connection with the Project.

             MATERIAL CHANGES IN RESULTS OF OPERATIONS

             Increased general and administrative expenses for the six month period ended June 30, 1996 compared to the respective corresponding 1995 period relate primarily to non-capitalizable media advertising expenses for the Project.

                           PART II - OTHER INFORMATION


   ITEM 5.   OTHER INFORMATION


        On July 25, 1996, the Company entered into a financing agreement with an investor whereby the Company received $8 million in financing in the form of a mortgage loan. In connection with this agreement the Company repaid half of an outstanding $7.5 million demand note payable by 3521 Corp., an affiliate of the Company, to the Bank of Bermuda, and the Bank of Bermuda approved the transfer of the remaining $3.75 million note payable from 3521 Corp. to the Company. The remaining Bank of Bermuda loan is subordinate to the $8 million mortgage loan and to a fixed price contract existing with a construction company relating to construction of the Project. The Company also used $4 million of the proceeds to fund the general contractor's escrow account for construction of the Project. The remaining proceeds were used to pay legal and administrative fees in connection with the financing and to provide additional working capital to the Company.

        Pursuant to the terms of the financing agreement, as and when the individual lots are sold, $100,000 from the sale of each lot is to be paid directly to the investor until the $8 million advance is paid in full, together with the specified internal rate of return on the advance.


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


        Exhibit 6.1 Loan Agreement dated July 25, 1996 between the Company and CFSC Capital Corp. XI.

        Exhibit 27     Financial Data Schedule

                                    SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Dated: August 13, 1996        MAUI USA, INC.



                                 By:  /s/  Myron O. Kirkeby
                                      Myron O. Kirkeby
                                      President, Chief Executive
                                 Officer and Treasurer

   Exhibit Number        Description                  Sequentially
                                                      Numbered Pages

   Exhibit 6.1           Loan Agreement dated
                         July 25, 1996 between
                         the Company and CFSC
                         Capital Corp. XI

   Exhibit 27            Financial Data Schedule