Form 10QSB/A
period 1996-06-30
MAUI USA INC
filed 1996-08-21
CIK 894549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

        Yes   X    No

        As of August 16, 1996, 8,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of the issuer were outstanding.



                           PART II - OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   Item 6 of the Quarterly Report on Form 10-QSB of Maui USA, Inc. (the "Company") for the quarterly period ended June 30, 1996 is hereby amended and supplemented to include the additional exhibits listed below.

        Exhibit 6.2 Construction Contract dated as of April 5, 1996 between the Company and Fletcher Pacific Construction Co., Ltd.

        Exhibit 6.3 Escrow Agreement dated as of April 5, 1996 between Citibank N.A. Escrow and the Company.

        Exhibit 6.4 First Mortgage, Security Agreement and Financing Statement dated July 25, 1996 between the Company and CFSC Capital Corp. XI.

        Exhibit 6.5 Hazardous Materials Indemnity Agreement dated July 25, 1996 between the Company and CFSC Capital Corp. XI.



                                    SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Dated: August 21, 1996        MAUI USA, INC.



                                 By:  /s/  Myron O. Kirkeby
                                      Myron O. Kirkeby
                                      President, Chief Executive
                                      Officer and Treasurer



                                                                                                             Sequentially
                                                                                                               Numbered
       Exhibit Number                                      Description                                          Pages

  Exhibit 6.2                Construction Contract dated as of April 5, 1996 between the Company and
                             Fletcher Pacific Construction Co., Ltd.

  Exhibit 6.3                Escrow Agreement dated as of April 5, 1996 between Citibank N.A. Escrow and the Company.
  Exhibit 6.4                First Mortgage, Security Agreement and Financing Statement dated July
                             25, 1996 between the Company and CFSC Capital Corp. XI.


  Exhibit 6.5                Hazardous Materials Indemnity Agreement dated July 25, 1996 between the
                             Company and CFSC Capital Corp. XI.