Form 10QSB
period 1996-09-30
MAUI USA INC
filed 1996-11-14
CIK 894549

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

        As of November 12, 1996, 8,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of the issuer were outstanding.


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

             Item 1. Financial Statements

                      Balance Sheets - September 30, 1996
                       and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                      Statement of Operations - For the
                       nine months ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .

                      Statement of Operations - For the
                       three months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .

                      Statement of Cash Flows - For the
                       nine months ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .

                      Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

             Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     PART II - OTHER INFORMATION

             Item 4. Submission of Matters to a Vote of
                      Security-Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

             Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .



                          PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS


           BALANCE SHEETS - SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

   Maui USA Inc.
   Consolidated Balance Sheet



                                   September 30, 1996   December 31, 1995
   ASSETS                                (unaudited)

   Cash (including restricted
    cash of $3,632,400
    and $1,142,872)                $       3,716,541     $     1,202,656
   Receivable from County of
    Maui                                     790,719               --
   Land under development                 18,673,327          15,278,255
   Furniture and equipment,                   13,357              16,626
    net
   Other                                      66,643              74,393

      Total Assets                 $      23,260,587     $    16,571,930


   LIABILITIES AND
   STOCKHOLDERS' EQUITY

   Accounts payable                $       1,587,729     $       615,926
   Note payable                           11,750,000           7,500,000
   Interest payable                          440,548                -
   Payable to affiliates                   4,116,412           2,990,845

      Total liabilities                   17,894,689          11,106,771


   Stockholders' equity
    Common Stock
      Class A, $.001 par value;                8,000               8,000
       authorized - 25,000,000
       shares, outstanding -
       8,000,000 shares
      Class B, $.001 par value;                2,000               2,000
       authorized - 5,000,000
       shares, outstanding -
       2,000,000 shares
      Additional paid-in capital           5,556,149           5,556,149
      Accumulated deficit                   (200,251)           (100,990)

      Total stockholders' equity           5,365,898           5,465,159

      Total liabilities and
       stockholders' equity        $      23,260,587     $    16,571,930
   See accompanying notes to consolidated financial statements.

           STATEMENT OF OPERATIONS - FOR THE NINE MONTHS ENDED
           SEPTEMBER 30, 1996 AND 1995


   Maui USA Inc.
   Consolidated Statement of Operations
   (unaudited)




                                         Nine Months Ended September 30,
                                            1996                 1995


   Interest income                   $       34,252        $      23,060

   General and administrative
    expenses                               (133,513)             (81,550)

   Net loss                          $      (99,261)       $     (58,490)


   Loss per common share
     Primary                         $       (0.010)       $      (0.006)


        See accompanying notes to consolidated financial statements.

           STATEMENT OF OPERATIONS - FOR THE THREE MONTHS ENDED
           SEPTEMBER 30, 1996 AND 1995


   Maui USA Inc.
   Consolidated Statement of Operations
   (unaudited)



                                        Three Months Ended September 30,
                                            1996                 1995

   Interest income                   $       12,184        $         744

   General and administrative
    expenses                                (37,258)             (25,130)

   Net loss                          $      (25,074)       $     (24,386)


   Loss per common share
     Primary                         $       (0.003)       $      (0.002)



   See accompanying notes to consolidated financial statements.

           STATEMENT OF CASH FLOWS - FOR THE NINE MONTHS ENDED
           SEPTEMBER 30, 1996 AND 1995

   Maui USA Inc.
   Consolidated Statement of Cash Flows
   (unaudited)



                                          Nine Months Ended September 30,
                                              1996                1995

   Cash flows from operating
    activities                        $      (99,261)      $      (58,490)
     Net loss
     Adjustments to reconcile
      net loss to net cash
      provided by operating
      activities
      Depreciation and
       amortization                           12,656                 -
      Changes in assets and
       liabilities
       Increase in receivable
        from County of Maui                 (790,719)                -
       Decrease in
        other assets                         (1,637)              (25,658)
       Increase in accounts
        payable                              971,803              104,628
       Increase in interest payable          440,548                 -
       Net increase in payable
        to affiliates                      1,125,567            1,762,249


       Net cash provided by
        operating activities               1,658,957            1,782,729



   Cash flows used in
    investing activities
     Costs of land under
      development                         (3,395,072)          (2,190,376)
     Net purchases of
      furniture and
      equipment                                -                   (2,359)

      Net cash used in
       investing activities               (3,395,072)          (2,192,735)

   Cash flows provided by
    financing activities
   Note payable repayments               (3,750,000)                 -
   Note payable borrowings                8,000,000                  -

     Net cash provided by
      financing activities                4,250,000                  -


   Net increase (decrease) in cash        (2,513,885)            (410,006)

   Cash at beginning of
    period
     (including restricted
      cash of $1,142,872 and
      $1,209,368)                          1,202,656            1,569,797


   Cash at end of period
     (including restricted
      cash of $3,632,400 and
      $1,137,568)                     $    3,716,541       $    1,159,791


           See accompanying notes to consolidated financial statements.

           NOTES TO FINANCIAL STATEMENTS


   MAUI USA INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   SEPTEMBER 30, 1996



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

   2.  NOTES PAYABLE
       On July 25, 1996, the Company entered into an agreement with an investor whereby the Company received $8 million in financing in the form of a mortgage loan. In connection with this agreement the Company repaid half of the $7.5 million loan from the Bank of Bermuda, and the Bank approved the transfer of the remaining $3.75 million note payable from 3521 Corp. (an affiliate) to the Company. The remaining Bank of Bermuda loan is subordinate to the $8 million mortgage loan and fixed price contract with a construction company. The Company also used $4 million of the proceeds to fund the general contractor's escrow account for construction of the Kahana Ridge Project. The remaining proceeds were used to pay professional and administrative fees in connection with the financing and to provide additional working capital to the Company.

       Pursuant to the terms of the financing agreement, as and when the individual lots are sold, $100,000 from the sale of each lot is to be paid directly to the investor until the $8 million advance is paid in full together with the specified internal rate of return on the advance.

   3.  MATERIAL COMMITMENTS
       Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totaling approximately sixty acres, located on the Kahana Ridge in West Maui (the "Project"). The expected completion date for development of the Project is June 1997. The Company has approximately $8.6 million in outstanding commitments related to a $11,456,000 fixed-price contract with a construction company for mass grading and infrastructure construction for the Kahana Ridge Project. In connection with this contract, the Company placed into escrow $4 million on July 26, 1996 of which approximately $3.6 million remained in escrow as of September 30, 1996. As and when the individual lots are sold, $50,000 from the sale of each lot is to be repaid directly to the general contractor of the Project.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

             MATERIAL CHANGES IN FINANCIAL CONDITION

             Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totalling approximately sixty acres, located on the Kahana Ridge in West Maui (the "Project"). The expected completion date for development of the Project is June 1997. Costs incurred during the nine month period ended September 30, 1996 relate to development of the infrastructure of the Project and resulted in a significant increase (approximately $3.4 million) in Land Under Development (as set forth on the Company's unaudited consolidated balance sheet). The increase in cash and notes payable represents the net financing proceeds received from an investor during the third quarter (see discussion at Notes Payable). The increase in accounts payable and payable to affiliates from December 31, 1995 is due principally to the land development costs incurred in connection with the Project.

             MATERIAL CHANGES IN RESULTS OF OPERATIONS

             Increased general and administrative expenses for the nine month period ended September 30, 1996 compared to the respective corresponding 1995 period relate primarily to non-capitalizable media advertising expenses for the Project.

                           PART II - OTHER INFORMATION

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

             A Deferred Annual Meeting of shareholders of the Company was held on October 1, 1996 at the offices of the Company, at which the following matters were submitted to shareholder vote:

             1. A resolution to elect the following persons as Directors of the Company:

             Maurice M. Joyal
             Jacob Elkin
             Myron O. Kirkeby
             David Williams
             Harvey Elman

             2. A resolution to ratify and approve all actions taken by the Company's Board of Directors and Officers since the reorganization of the Company on August 1, 1994, changing its name from Ethical Corporation to Maui USA Inc.

             3. The approval of the Company's 1995 Audited Financial Statements prepared by Price Waterhouse LLP.

             4. A resolution to amend the by-laws of the Company, changing the date of the Annual General Meeting of shareholders of the Company from February 15 of each year to a date in April of each year, with the day to be determined by the Board of Directors.

             5. A resolution to ratify and approve the engagement of Price Waterhouse LLP as the Company's auditors for 1996, and to appoint Price Waterhouse LLP as the auditors of the Company until the next Annual General Meeting of the Company's shareholders at a remuneration fee to be determined by the Board of Directors.

   No proxies were solicited in connection with the Deferred Annual Meeting. Each of the matters set forth above was approved by unanimous vote of all shareholders present at the meeting, which shareholders represented in the aggregate 7,000,000 Class A Shares (of a total of 8,000,000 of such shares outstanding) and 2,000,000 Class B Shares (of a total of 2,000,000 of such shares outstanding).


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27    Financial Data Schedule

                                    SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Dated: November 14, 1996      MAUI USA, INC.



                                 By:  /s/  Myron O. Kirkeby
                                      Myron O. Kirkeby
                                      President and Chief
                                      Executive Officer

   Exhibit Number        Description                  Sequentially
                                                      Numbered Pages

   Exhibit 27            Financial Data Schedule