Form 10KSB
period 1996-12-31
MAUI USA INC
filed 1997-03-31
CIK 894549

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1997



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________.

     Commission file number: 33-55254-34.

                                 MAUI USA INC.
       (Exact name of small business issuer as specified in its charter)

            NEVADA                      87-0485322
 (State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)   Identification No.)

           505 FRONT STREET, SUITE 233, LAHAINA, MAUI, HAWAII  96761
           (Address of principal executive offices)       (Zip Code)







Issuer's telephone number: (808) 667-0647

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: CLASS A COMMON STOCK

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   x    No

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     Issuer's revenues for its most recent fiscal year:  $ 60,897

     Aggregate market value of voting stock held by non-affiliates:  NONE

     As of March 25, 1997, 8,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of the issuer were outstanding.







                                    PART I

ITEMS 1. AND 2.     BUSINESS AND PROPERTIES.

       Maui USA Inc. (the "Company") was incorporated under the name Ethical Corporation in Nevada on March 14, 1990. Until the middle of 1994, the Company had no ongoing operational activities, assets or liabilities, and was an inactive corporation filing reports with the Securities and Exchange Commission. The Company's capital structure consisted of one class of stock designated as Class A Common Stock.

       In the middle of 1994, the Company appointed new directors and officers and undertook to make investments in development activities, principally involving real estate, on the island of Maui, Hawaii. Effective August 2, 1994, the Company changed its name from Ethical Corporation to Maui USA Inc. and authorized the issuance of a second class of stock, designated as Class B Common Stock. Class A Common Stock and Class B Common Stock are identical except that each share of Class B Common Stock has five (5) votes while each share of Class A Common Stock has one (1) vote.

       The Company has been pursuing the development of three adjoining parcels of land (collectively, the "Kahana Ridge Property"), totalling approximately sixty acres, located on the Kahana Ridge in West Maui. The Company acquired 50 acres of such property (the "3521 Property") pursuant to an acquisition agreement (the "3521 Agreement"), dated August 8, 1994, as amended, with 3521 Corp. ("3521"). The 3521 Property was owned by the development division of 3521. The Company acquired ten acres of such property (the "Uhina Property") pursuant to an acquisition agreement (the "Uhina Agreement"), dated August 8, 1994, as amended, with Uhina Corp. ("Uhina"). Both 3521 and Uhina are affiliates of the Company. See "Certain Relationships and Related Transactions" below.

       The Kahana Ridge Property is situated on a hillside overlooking the Pacific Ocean and the islands of Molokai and Lanai. The Company is in the process of developing the Kahana Ridge Property into single-family residential lots and anticipates that the project will be completed in July 1997. After the dedication of a portion of the Kahana Ridge Property for park areas, multi-family apartments and other required set asides, this site will provide for approximately 232 such lots. The Company anticipates that each lot will retail for $149,000 to $200,000, which falls within the mid-range of prices in Maui's housing market. If the anticipated prices are realized, the aggregate sale value of the lots will be approximately $42,100,000.

       The Company expects that the primary market for the single-family residential lots will be comprised of Maui residents who currently live in the West Maui area, and the secondary market will be comprised of Maui residents who work in the West Maui area, but currently live in other areas due to the lack of available mid-priced housing in West Maui.

       The 3521 Property is currently zoned for single-family residential housing. The County of Maui has approved construction plans for mass grading, infrastructure and a water tank and waterline for the 3521 Property, and has granted all required permits and approvals necessary for such construction. During 1996, the Company obtained zoning approval for the residential development of the Uhina Property which was integrated into the construction of the 3521 Property.

       The Company presently has $6.1 million in outstanding commitments related to an $11.5 million fixed-price contract with Fletcher Pacific Construction Company ("Fletcher") for infrastructure (primarily utilities, sewage and roadways) and mass grading on the Kahana Ridge Property. In connection with the contracts, the Company entered into an escrow agreement, dated August 18, 1994, whereby the Company placed $2 million into escrow, of which $8,700 remained in escrow as of December 31, 1996, and an escrow agreement dated July 25, 1996, whereby the Company placed $4 million into escrow, of which $1.8 million remained in escrow as of December 31, 1996. The Company estimates that the mass grading and infrastructure construction will be substantially completed by July 1997.

       On September 20, 1995, the Company entered into a $2.3 million contract with Goodfellow Bros., Inc. ("Goodfellow") for the construction of a one-million gallon water storage tank in the Alealoa reservoir area and a 16-inch gauge transmission pipeline to the site of the Kahana Ridge Property. The Company established an escrow account of $1.2 million with Citibank N.A. in connection with such contract. 3521 has signed an agreement with the County of Maui Water Supply Board (the "County"). Subsequently, the Company became a party to that agreement and, pursuant thereto, will pay approximately 50% of the cost of the construction under such contract and will have rights to a proportionate amount of the water produced thereunder.

       The marketing rights to the Kahana Ridge Property are held by Maui Pacific Realty Partners, Inc. ("Maui Pacific Realty"), a Hawaii corporation and a wholly-owned subsidiary of the Company, pursuant to an agreement between the Company and Maui Pacific Realty. Myron O. Kirkeby is a director and officer of the Company and is President of Maui Pacific Realty. See "Certain Relationships and Related Transactions" below.

       In July 1996, the Company entered into an agreement with an investor whereby the Company received $8 million in financing in the form of a mortgage note (the "Loan Agreement"). A portion of the proceeds was used to repay a $7.5 million loan from the Bank of Bermuda. The remaining $4.1 million Bank of Bermuda loan is subordinate to the $8 million mortgage note and a fixed price contract with the general contractor of the Project. The Company also used $4 million of the proceeds to fund the general contractor's escrow account for construction of the Kahana Ridge Project. The remaining proceeds were used to pay professional and administrative fees, and to provide additional working capital to the Company.

       Management is currently in discussions with financial institutions and institutional investors for the private placement of $18 million in 5 year convertible debt of the Company.

       Pursuant to a letter agreement, dated January 14, 1997, the Company acquired, subject to certain conditions, the right to purchase 11,000,000 shares in Moomin Valley Corporation ("Moomin Valley") for cash. Moomin Valley was founded to develop and operate a Moomin theme park on the Hawaiian island of Maui, named Moomin Valley Tropical Plantation, based on the popular Finish cartoon characters of the same name. Moomin Valley entered into a letter agreement, dated as of May 23, 1996, for the lease and purchase option of an existing Maui agricultural theme park called Maui Tropical Plantation. No development has yet occurred with respect to the proposed theme park.

ITEM 3.    LEGAL PROCEEDINGS.

       As of December 31, 1996, to the knowledge of the Company, its officers and directors, neither the Company nor any of its officers and directors was a party to any material legal proceeding or litigation which would impact the operations of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1996.

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

       There currently is no public trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's common stock since its inception.

       As of March 25, 1997, there were 388 record holders of the Company's Class A Common Stock and 3 record holders of the Company's Class B Common Stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

       The Company is continuing with its development of 232 single-family residential lots on three adjoining parcels of land, totaling approximately sixty acres, located on the Kahana Ridge in West Maui (the "Project"). The expected completion date for development of the Project is July 1997. Costs incurred during the year ended December 31, 1996 relate to development of the infrastructure of the Project and resulted in a significant increase (approximately $6.8 million) in Land Under Development (as set forth on the Company's audited consolidated balance sheet).

       In July 1996, the Company entered into an agreement with an investor whereby the Company received $8 million in financing in the form of a mortgage note (the "Loan Agreement"). A portion of the proceeds was used to repay a $7.5 million loan from the Bank of Bermuda. The remaining $4.1 million Bank of Bermuda loan is subordinate to the $8 million mortgage note and a fixed price contract with the general contractor of the Project. The Company also used $4 million of the proceeds to fund the general contractor's escrow account for construction of the Kahana Ridge Project. The remaining proceeds were used to pay professional and administrative fees, and to provide additional working capital to the Company.

       In connection with the Loan Agreement, the Company entered into a subordination and indemnity agreement with the general contractor of the







Project whereby the general contractor agreed to subordinate all liens, rights, obligations and claims to the lien of the Loan Agreement. In addition, the construction contract provides that the general contractor will not suspend work or terminate the contract on account of non-payment and will look solely to the $4 million initially deposited into escrow and the sales proceeds from the sale of lots for payment of the contract.

       The Loan Agreement provides that the net sales proceeds from the sale of each unit shall be paid directly to the investor and the general contractor of the Project until such time as the sums due to the investor and the general contractor have been paid in full. If payment in full is not achieved by September 30, 1997, the Company will use conventional real estate borrowing on fully completed and marketable lots to refinance the remaining debt. However, there is no guarantee that conventional financing will be available for the Project.

       Management is currently in discussions with financial institutions and institutional investors for the private placement of $18 million in 5 year convertible debt of the Company.

ITEM 7.    FINANCIAL STATEMENTS.

       See index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not Applicable.

                                   PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS.

       The following table shows the age and positions held by the Company's directors and officers. Harvey Elman was appointed a director of the Company in 1996. All other directors and officers were appointed by resolution of the former sole director of the Company on July 29, 1994, who resigned simultaneously therewith. The directors will serve until the next annual meeting of the Company's stockholders. The officers will continue in their respective positions until the next annual meeting of the board of directors (or until their earlier death, resignation or removal from office).







            Name                                   Age              Position
            Maurice Joyal                          56               Chairman and Secretary
            Myron O. Kirkeby                       63               Director, President, Chief Executive
                                                                    Officer and Treasurer
            J.J. Elkin                             56               Director
            David A. Williams                      55               Director
            Harvey Elman                           56               Director








       There are no family relationships among the Company's directors and executive officers.

       Maurice Joyal has served as President of 3521 since prior to 1991.
Mr. Joyal also serves as a director of 3521 and of Puuhale Hillside, Inc. He began serving as President and director of Isleinvest in January 1996, before which he served as a director of that company. Both 3521 and Isleinvest are affiliates of the Company.

       Myron O. Kirkeby has served as President and Chairman of Maui Pacific Realty Partners, Inc. ("Maui Pacific Realty") since prior to 1991. Maui Pacific Realty's operations includes real estate brokerage, consulting and development. Maui Pacific Realty is a wholly owned subsidiary of the Company.

       J.J. Elkin served as Chairman and Chief Executive Officer of Emtech Ltd. from 1993 through 1995. He has served as President of each of MRE and 3521 since prior to 1991. Mr. Elkin began serving as Chairman and Chief Executive Officer of Isleinvest in January 1996, before which he served as President of that company, and currently serves as Vice President, Secretary and Treasurer of 3521. MRE is an affiliate of the Company, as are Isleinvest and 3521.

       David A. Williams has served as Chairman of the Board of Beutel, Goodman & Co. Ltd. ("Beutel") (an investment counseling firm) since April 1, 1994 and continues in this position at present. Mr. Williams served as President of Beutel for three years prior to his service as Chairman, and as Vice President of Beutel prior to 1991. Mr. Williams has also served as director of Phoenix, Duff & Phelps (an investment management firm and a reporting company under the Exchange Act) since November 15, 1993.

       Harvey Elman has served as a director of Maui USA since 1996. He has served as President of Landmark Properties Inc. since 1985. His experience also includes domestic overseas service with Citibank N.A., employment as a senior real estate credit officer with a Canadian chartered bank and membership on the board of directors of various financial and property lending companies.







ITEM 10.   EXECUTIVE COMPENSATION.







                                               Summary Compensation Table

                                                                           Long Term Compensation
                                  Annual Compensation                      Awards                 Payouts


                                                                               Securities
 Name and                                       Other Annual   Restricted      Underlying       LTIP        All Other
 Principal                             Bonus    Compen-        Stock Award(s)  Options/         Payouts     Compen-
 Position         Year    Salary ($)   ($)      sation ($)        ($)          SARs (#)         ($)         sation ($)

 Myron O.         1996    $150,000     0         0                    0               0              0           0
 Kirkeby, Chief
 Executive
 Officer,
 President,
 Treasurer and
 Director









                     Option/SAR Grants in Last Fiscal Year


                              (Individual Grants)

                   Number of Securities    Percent of Total
                   Underlying              Options/ SARs Granted
                   Options/SARs            to Employees in            Exercise or Base
 Name              Granted (#)             Fiscal Year                Price ($/Sh)           Expiration Date


 Myron O.          300,000                 100%                       5                      9/30/99
 Kirkeby


       Myron O. Kirkeby was the only officer or director of the Company who received any form of cash or non-cash compensation for the 1996 fiscal year, as summarized above. The officers and directors of the Company's predecessor, Ethical Corporation, did not receive any form of compensation for their services. Other than with respect to Mr. Kirkeby, the Company has made no arrangements regarding remuneration of its officers or directors, and there are no agreements or understandings with respect to the amount of remuneration that officers and directors may be expected to receive in the future, if any. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management connection with any future development activities which the Company may pursue, or in the event that new management is appointed. At such a future time, contracts may be negotiated with management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding Class A shares or Class B shares, by each of the directors and officers and by the directors and officers as a group.







    TYPE OF      NAME AND ADDRESS OF                                 AMOUNT OF                  PERCENT OF
     CLASS        BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP              CLASS

 Class A         J.J. Elkin                                       6,500,000<F1>                      81.0
 Common Stock    "The Pillars"
                 8 Odyssey Drive
                 Smith's
                 Bermuda

 Class A         Myron O. Kirkeby                                       500,000                       6.3
 Common Stock    c/o Maui USA, Inc.
                 505 Front Street
                 Suite 233
                 Lahaina, Maui, HI 96765
 Class A         John G. Marshall                                       450,000                       5.6
 Common Stock    38 Mizzentop
                 Longford Road
                 Warwick, Bermuda, WK 06

 Class B         J.J. Elkin                                       1,750,000<F2>                      88.0
 Common Stock    "The Pillars"
                 8 Odyssey Drive
                 Smith's
                 Bermuda

 Class B         David A. Williams<F3>                                  250,000                      50.0
 Common Stock    c/o Roxborough
                   Holdings Limited
                 One First Canadian
                   Place - Suite 6250
                 Toronto, Ontario Canada M5X 1C7
 Class A         All Directors and Officers as a Group                6,999,100                      87.5
 Common Stock

 Class B         All Directors and Officers as a Group                2,000,000                     100.0
 Common Stock

<F1>        Includes 5,089,900 Class A shares held of record by Isleinvest and 1,410,100 Class A shares held of record by 3521, both of which companies are controlled by J.J. Elkin.
<F2>        Includes 1,740,000 Class B shares held of record by Isleinvest and 10,000 Class B shares held of record by 3521.
<F3>        David A. Williams is a director of the Company.








ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Under the terms of the 3521 Agreement, the Company exchanged 10,000 Class B shares and 1,410,000 Class A shares for land and development costs having a carrying value on the books and records of 3521 of $10,170,024. Additionally, the Company assumed from 3521 a demand note payable to the Bank of Bermuda in the amount of $7,500,000, bearing interest at the London Interbank Offer Rate (LIBOR) plus 2%, and secured by a first mortgage on the Kahana Ridge Property and on certain assets of 3521, and guaranteed by MRE Corp. ("MRE"). The Company is obligated to pay a commitment fee of 2.5% per year on the outstanding balance of the note. Payment of the note is guaranteed by MRE Corp., which is wholly-owned by J.J. Elkin, a director of the Company, who also beneficially owns interests in the Company, Isleinvest, 3521 and Uhina. The Company also assumed certain liabilities of 3521 aggregating $549,416, as well as the rights and obligations of 3521 under various construction and other contracts relating to the development of the 3521 Property. The Company recorded a payable to affiliate liability in the amount of $1,755,459 relating primarily to land development costs and organizational costs incurred in connection with the transfer of the 3521 Property. Closing of the 3521 Agreement and transfer of the demand note to the Company are conditioned upon the approval of the Bank of Bermuda. See "Management's Discussion and Analysis or Plan of Operation."

       Under the terms of the Uhina Agreement, the Company exchanged 750,000 Class B shares for property having a carrying value on the books and records of Uhina of $1,500,000. The Company did not assume any liabilities under the Uhina Agreement. The Uhina land assets were conveyed to the Company on October 26, 1994.

       For accounting purposes, the August 8, 1994 transactions with 3521 and with Uhina were accounted for as a reverse acquisition, as if the real estate development division of 3521 and Uhina jointly acquired the Company, because J.J. Elkin, who controls both 3521 and Uhina, owned a majority of the common shares of the Company immediately after the 3521 Agreement and the Uhina Agreement were concluded (58.5% of the 2,410,100 Class A shares and 100% of the 760,000 Class B shares outstanding at August 8, 1994).

       Simultaneous with the execution of the Uhina Agreement, Uhina assigned its right thereunder to receive 750,000 Class B shares of the Company to Sentasha S.A., a company controlled by J.J. Elkin. Simultaneous with the assignment by Uhina, Sentasha S.A. assigned such rights to Roxborough Holdings Limited, a company controlled by David A. Williams, who is a director of the Company.

       Under the terms and conditions of an acquisition agreement dated September 20, 1994, as amended, with Myron O. Kirkeby, Chief Executive Officer, President, Treasurer and director of the Company, the Company exchanged 500,000 Class A shares for $500 and 2,500 shares of Maui Pacific Realty. The 2,500 shares of Maui Pacific Realty transferred from Mr. Kirkeby to the Company represented 50% of the outstanding stock of Maui Pacific Realty and Mr. Kirkeby's entire ownership interest therein. On November 29, 1995, the Company acquired the remaining 2,500 outstanding shares of Maui Pacific Realty from William Moffett. Pursuant to such acquisition, Maui Pacific







Realty became a wholly-owned subsidiary of the Company. The marketing rights to the Kahana Ridge Property are held by Maui Pacific Realty pursuant to an agreement between the Company and Maui Pacific Realty.

       On September 21, 1994, Isleinvest subscribed for 5,089,900 Class A shares and 1,240,000 Class B shares of the Company. The purchase price in the amount of $3,900,000 was satisfied by a non-interest bearing demand promissory note which was paid in full in December 1994. The 5,089,900 Class A shares and 1,240,000 Class B shares together represent 63% of the eligible votes of the common stock of the Company at December 31, 1994.

       As of December 31, 1996, J.J. Elkin beneficially owned approximately 81% of the outstanding Class A shares and 88% of the outstanding Class B shares of the Company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

       3.1 Articles of Incorporation, as amended through August 1, 1994 (incorporated by reference to Exhibit 2.1 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
       3.2 By-Laws, as amended through July 29, 1994 (incorporated by reference to Exhibit 2.2 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
       10.1 Acquisition Agreement, dated as of August 8, 1994, between the Company and 3521 (incorporated by reference to Exhibit 2.1 of the Company's Form 10-QSB for the quarterly period ended June 30, 1994).*
       10.2 Acquisition Agreement, dated August 8, 1994, between the Company and Uhina (incorporated by reference to Exhibit 2.2 of the Company's Form 10-QSB for the quarterly period ended June 30,
              1994).*
       10.3 Amendment to Acquisition Agreement, dated as of August 8, 1994, amending Acquisition Agreement, dated August 8, 1994, between the Company and Uhina (incorporated by reference to Exhibit 6.3 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
       10.4 Amendment to Acquisition Agreement, dated September 21, 1994, amending Acquisition Agreement, dated August 8, 1994, between the Company and 3521 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 3, 1994).*
       10.5 Supplement to Amended Acquisition Agreement, dated October 10, 1994, between the Company and 3521 (incorporated by reference to Exhibit 6.5 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
       10.6 Assignment and Assumption Agreement, dated September 20, 1994, between 3521 and the Company (incorporated by reference to Exhibit 6.6 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
       10.7 Consent to Assignment of Contracts and Assumption, dated September 20, 1994, between Fletcher and the Company (incorporated by reference to Exhibit 6.7 of the Company's Form







              10-KSB for the annual period ended December 31, 1994).*
       10.8 Assignment and Assumption Agreement, dated September 20, 1994, between Uhina and the Company (incorporated by reference to Exhibit 6.8 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
       10.9 Agreement, dated September 20, 1994, between the Company and Myron O. Kirkeby (incorporated by reference to Exhibit 6.9 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
       10.10 Amendment to Agreement, dated October 10, 1994, between the Company and Myron O. Kirkeby; Transfer of Stock of Maui Pacific Realty Partners, Inc. by Myron O. Kirkeby to the Company, dated October 10, 1994 (both of which are incorporated by reference to Exhibit 6.10 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
       10.11 Stock Option Agreement, dated February 14, 1995, between the Company and Myron O. Kirkeby.*
       10.12 Agreement Concerning the Construction of a One Million Gallon Storage Tank and Appurtenances, dated March 30, 1995, between the County and 3521.*
       10.13 Agreement, dated September 20, 1995, between the Company and Goodfellow.*
       10.14 Escrow Agreement, dated September 28, 1995, between Citibank N.A. Escrow, the Company and Goodfellow.*
       10.15 Agreement to Increase Size of Water Main, dated October 5, 1995, by and between 3521 and the County.*
       10.16 Release of Mortgage, dated December 19, 1995, by The Bank of Bermuda Limited.*
       10.17 Water Storage and Waterline Development Agreement, dated December 20, 1995, by and between 3521, the Company, Maui Land and Pineapple Company, Inc. ("Maui Land and Pineapple"), the County and Goodfellow.*
       10.18 Supplement to Water Storage and Waterline Agreement, dated December 20, 1995, by and between 3521 and the Company.*
       10.19 Right of Entry Agreement for the Construction of Offsite Drains and Siltation Basin and for the Post-Construction Delivery of Easement, dated December 22, 1995, by and between the Company, 3521, and Maui Land and Pineapple.*
       10.20 Warranty Deed and Mortgage Assumption, dated December 29, 1995, between 3521 and the Company.*

       * Incorporated by reference to Maui USA Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995.

       (b)  Reports on Form 8-K.

            No current reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.







                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAUI USA, INC.


Date: March 28, 1997          By: /s/ Myron O. Kirkeby
                                  MYRON O. KIRKEBY
                                  President, Chief Executive Officer,
                                  Treasurer, and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 1997          By: /s/ Maurice M. Joyal
                                  MAURICE M. JOYAL
                                  Chairman and Director


Date: March 28, 1997          By: /s/ Myron O. Kirkeby
                                  MYRON O. KIRKEBY
                                  President, Chief Executive Officer,
                                  Treasurer, and Director


Date: March 28, 1997          By: /s/ J.J. Elkin
                                  J.J. ELKIN
                                  Director



Date: March 28, 1997          By: /s/ David A. Williams
                                  DAVID A. WILLIAMS
                                  Director







                              INDEX TO FINANCIAL
                            STATEMENTS AND EXHIBITS
                                                                    Sequential
                                                                     Page No.

Report of Independent Accountants and Financial Statements

       -- Report of Independent Accountants
           and Financial Statements -- December 31, 1996 and 1995. -- Report of Independent Accountants.
       -- Balance Sheet.
       -- Statement of Operations.
       -- Statement of Cash Flows.
       -- Statement of Stockholders' Equity.
       -- Notes to Financial Statements.

Exhibits


            3.1 Articles of Incorporation, as amended through August 1, 1994 (incorporated by reference to Exhibit 2.1 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
            3.2 By-Laws, as amended through July 29, 1994 (incorporated by reference to Exhibit 2.2 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
            10.1 Acquisition Agreement, dated as of August 8, 1994, between the Company and 3521 (incorporated by reference to Exhibit
                    2.1 of the Company's Form 10-QSB for the quarterly period ended June 30, 1994).*
            10.2 Acquisition Agreement, dated August 8, 1994, between the Company and Uhina (incorporated by reference to Exhibit
                    2.2 of the Company's Form 10-QSB for the quarterly period ended June 30, 1994).*
            10.3 Amendment to Acquisition Agreement, dated as of August 8, 1994, amending Acquisition Agreement, dated August 8, 1994, between the Company and Uhina (incorporated by reference to Exhibit 6.3 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
            10.4 Amendment to Acquisition Agreement, dated September 21, 1994, amending Acquisition Agreement, dated August 8, 1994, between the Company and 3521 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 3, 1994).*
            10.5 Supplement to Amended Acquisition Agreement, dated October 10, 1994, between the Company and 3521 (incorporated by reference to Exhibit 6.5 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
            10.6 Assignment and Assumption Agreement, dated September 20, 1994, between 3521 and the Company (incorporated by reference to Exhibit 6.6 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
            10.7 Consent to Assignment of Contracts and Assumption, dated September 20, 1994, between Fletcher and the Company







                    (incorporated by reference to Exhibit 6.7 of the Company's Form 10-KSB for the annual period ended December 31,
                    1994).*
            10.8 Assignment and Assumption Agreement, dated September 20, 1994, between Uhina and the Company (incorporated by reference to Exhibit 6.8 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
            10.9 Agreement, dated September 20, 1994, between the Company and Myron O. Kirkeby (incorporated by reference to Exhibit
                    6.9 of the Company's Form 10-KSB for the annual period ended December 31, 1994).*
            10.10 Amendment to Agreement, dated October 10, 1994, between the Company and Myron O. Kirkeby; Transfer of Stock of Maui Pacific Realty Partners, Inc. by Myron O. Kirkeby to the Company, dated October 10, 1994 (both of which are incorporated by reference to Exhibit 6.10 of the Company's Form 10-KSB for the annual period ended December 31,
                    1994).*
            10.11 Stock Option Agreement, dated February 14, 1995, between the Company and Myron O. Kirkeby.*
            10.12 Agreement Concerning the Construction of a One Million Gallon Storage Tank and Appurtenances, dated March 30, 1995, between the County and 3521.*
            10.13 Agreement, dated September 20, 1995, between the Company and Goodfellow.*
            10.14 Escrow Agreement, dated September 28, 1995, between Citibank N.A. Escrow, the Company and Goodfellow.*
            10.15 Agreement to Increase Size of Water Main, dated October 5, 1995, by and between 3521 and the County.*
            10.16 Release of Mortgage, dated December 19, 1995, by The Bank of Bermuda Limited.*
            10.17 Water Storage and Waterline Development Agreement, dated December 20, 1995, by and between 3521, the Company, Maui Land and Pineapple Company, Inc. ("Maui Land and Pineapple"), the County and Goodfellow.*
            10.18 Supplement to Water Storage and Waterline Agreement, dated December 20, 1995, by and between 3521 and the Company.*
            10.19 Right of Entry Agreement for the Construction of Offsite Drains and Siltation Basin and for the Post-Construction Delivery of Easement, dated December 22, 1995, by and between the Company, 3521, and Maui Land and Pineapple.*
            10.20 Warranty Deed and Mortgage Assumption, dated December 29, 1995, between 3521 and the Company.*


       * Incorporated by reference to Maui USA Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995.







                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Maui USA Inc.

       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Maui USA Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Honolulu, Hawaii
February 28, 1997







                                                           MAUI USA INC.
                                                     CONSOLIDATED BALANCE SHEET
                                                      DECEMBER 31, 1996 AND 1995
            ASSETS                                                                             1996                  1995

Cash (including restricted cash of $1,846,840
  and $1,142,872)                                                                           $  1,916,104           $  1,202,656
Land under development                                                                        22,082,317             15,278,255
Furniture and equipment, net                                                                      12,268                 16,626
Other                                                                                             52,475                 74,393

            Total assets                                                                    $ 24,063,164           $ 16,571,930

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                           $   1,542,343          $     615,926
Notes payable                                                                                 12,119,459              7,500,000
Accrued interest payable                                                                       1,045,479                  --
Payable to affiliates                                                                          4,004,828              2,990,845

            Total liabilities                                                               $ 18,712,109           $ 11,106,771

Stockholders' equity
   Common Stock
      Class A, $.001 par value;
         authorized - 25,000,000
         shares, outstanding -
         8,000,000 shares                                                                          8,000                  8,000
      Class B, $.001 par value;
         authorized - 5,000,000
         shares, outstanding -
         2,000,000 shares                                                                          2,000                  2,000
      Additional paid-in capital                                                               5,556,149              5,556,149
      Accumulated deficit                                                                      (215,094)              (100,990)

            Total stockholders' equity                                                         5,351,055              5,465,159

Commitments and contingencies (Note 8)                                                               --                   --

            Total liabilities and stockholders' equity                                      $ 24,063,164           $ 16,571,930



         See accompanying notes to consolidated financial statements.







                                                           MAUI USA INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                               YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                                1996                             1995
Interest income                                                      $        60,897                        $    39,810

General and administrative expenses                                        (175,001)                           (97,431)

    Net loss                                                         $     (114,104)                        $  (57,621)

Loss per common share
   Primary                                                           $       (0.011)                        $   (0.006)

Weighted average number of
   common shares outstanding                                              10,000,000                         10,000,000

         See accompanying notes to consolidated financial statements.







                                                           MAUI USA INC.
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                               YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                              1996                     1995
Cash flows from operating activities
   Net loss                                                             $   (114,104)          $      (57,621)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
        Depreciation of furniture and equipment                                 4,358                    4,359
        Amortization of goodwill                                               12,516                    1,043
        Changes in assets and liabilities
          Decrease (increase) in other assets                                   9,402                  (5,973)
          Increase in accounts payable                                        926,417                  116,566
          Increase in accrued interest payable                              1,045,479                     --
          Net increase in payable to affiliates                             1,013,983                2,264,482

             Net cash provided by operating activities                      2,898,051                2,322,856

Cash flows used in investing activities
   Costs of land under development                                        (6,804,062)              (2,684,368)
   Purchase of furniture and equipment                                         --                      (5,629)

             Net cash used in investing activities                        (6,804,062)              (2,689,997)

Cash flows from financing activities
   Proceeds from issuance of note payable                                   8,000,000                     --
   Repayment of note payable                                              (3,380,541)                     --

             Net cash provided by financing activities                      4,619,459                     --

Net increase (decrease) in cash                                               713,448                (367,141)

Cash at beginning of year (including restricted cash
    of $1,142,872 and $1,209,368)                                           1,202,656                1,569,797

Cash at end of year (including restricted cash
   of $1,846,840 and $1,142,872)                                        $   1,916,104               $1,202,656

Statement of cash flows - Supplemental disclosures
   Selected noncash activities were as follows
      Noncash investing and financing activities
        in connection with acquisition
           Assets acquired                                              $        --                 $   63,000
           Liabilities assumed                                                   --                     63,000


         See accompanying notes to consolidated financial statements.







                                                           MAUI USA INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 1996 AND 1995


                                    Common Stock

                                                                                   Accumulated
                                Shares           Amount        Common Stock          Deficit             Total

December 31, 1994                10,000,000        $ 10,000       $  5,556,149         $  (43,369)        $5,522,780
Net loss                                 -               -                  -             (57,621)          (57,621)

December 31, 1995                10,000,000          10,000          5,556,149           (100,990)        5,465,159

Net Loss                                 -               -                  -            (114,104)         (114,104)
December 31, 1996                10,000,000        $ 10,000        $ 5,556,149         $ (215,094)       $5,351,055


         See accompanying notes to consolidated financial statements.







                                MAUI USA INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995


1.     NATURE OF BUSINESS AND ORGANIZATION

     Effective August 2, 1994, Maui USA Inc. (the Company) changed its name from Ethical Corporation (a company incorporated in the State of Nevada in March 1990) and authorized a second class of common stock (Class B). At the time of its name change the Company had no ongoing operational activities, no assets or liabilities and was an inactive company (shell) registered with the Securities and Exchange Commission. Maui USA Inc. was organized for the purpose of investing in development activities, principally real estate, on the island of Maui, State of Hawaii.

     The Company's capital structure consists of Class A and Class B common stock which are identical except that each share of Class B stock has five (5) votes while each share of Class A stock has one (1) vote.

     As of December 31, 1996, J.J. Elkin beneficially owned approximately 81% of the outstanding Class A shares and 88% of the outstanding Class B shares of the Company.

     Under the terms and conditions of an acquisition agreement dated August 8, 1994, as amended, with 3521 Corp. (a wholly-owned subsidiary of MRE Corp., a Liberian company owned solely by J.J. Elkin), the Company exchanged 1,410,100 Class A and 10,000 Class B shares for 50 acres of undeveloped land in Kahana, Maui (the Project), including the assumption of a $7.5 million debt secured by a first mortgage on the Project and certain assets of 3521 Corp., in favor of the Bank of Bermuda (the Bank).

     Under the terms and conditions of an acquisition agreement dated August 8, 1994, as amended, with Uhina Corp. (a company incorporated in the State of Hawaii and owned solely by J.J. Elkin) (Uhina), the Company acquired an additional 10 acres of undeveloped land adjacent to the Project. The Company recorded the land at $1.5 million, the carrying cost of the land by Uhina at the date of transfer. During 1996, the Company obtained zoning approval for the development of this 10-acre parcel.

     The Project is zoned for single-family residential housing. Construction plans for mass grading, infrastructure and a water line have been approved by the County of Maui.

     Closing of the foregoing agreement between the Company and 3521 Corp. regarding the transfer of land and assumption of debt were conditional upon approval of the Bank and removal of a $7.6 million lien against the property in favor of the Bank. During 1995, the Bank approved the transfer of the land and removed the lien. Subsequently, during 1996, the Bank approved the final transfer of the note payable in conjunction with a paydown of principal.

     On July 25, 1996, the Company entered into an agreement (the Agreement) with an investor whereby the Company received $8 million in financing in the form of a mortgage loan. In connection with the Agreement, the Company paid







$3.75 million ($3.38 million and $370,000 applied to principal and interest, respectively) related to the $7.5 million loan from the Bank. The remaining Bank loan is subordinate to the $8 million mortgage note and fixed price contract with the general contractor of the Project (see Note 8). The Company also used $4 million of the proceeds of the mortgage loan to fund the general contractor's escrow account for construction of the Kahana Ridge Project. The remaining mortgage loan proceeds were used to pay professional and administrative fees in connection with the financing and to provide additional working capital to the Company.

     In connection with the Agreement, the Company entered into a subordination and indemnity agreement with the general contractor of the Project whereby the general contractor agreed to subordinate all liens, rights, obligations and claims to the lien of the investor's mortgage loan.

     FINANCING, WORKING CAPITAL AND LIQUIDITY: During 1996, the Company obtained the funds necessary to complete the Project from financing proceeds and a completion guarantee received from the general contractor of the Project. Upon completion of the lot development, expected in July 1997, the Company will begin lot sales. The first $100,000 of proceeds from each lot sale will be paid to the investor; the next $50,000 of proceeds will be paid to the general contractor of the Project; and the remainder will be paid to the investor until the mortgage loan is repaid in full. Management expects working capital shortfalls for the Company's general and administrative expenses as well as monthly interest only debt service required on the Bank loan will continue to be funded by advances from affiliates until such time as proceeds from lot sales support these ongoing cash requirements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Maui Pacific. All significant intercompany accounts and transactions have been eliminated in consolidation.

     MANAGEMENT ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RESTRICTED CASH: Restricted cash represents funds held in an escrow account with a financial institution pursuant to an escrow agreement (see Note
8).

     LAND UNDER DEVELOPMENT: The Company capitalizes all direct costs of development, certain marketing costs, interest, real property taxes and insurance related to land under development through the completion date of construction.

     In January 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived







Assets and for Long-Lived Assets to Be Disposed Of." FAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

     Generally, FAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value. In connection with the adoption of FAS 121, no impairment was recognized by the Company.

     FURNITURE AND EQUIPMENT: Furniture and equipment are recorded at cost. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. Furniture and equipment are depreciated over the assets' estimated useful lives ranging from 5 to 7 years using the straight-line method.

     INCOME TAXES: The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of those assets and liabilities. Temporary differences at December 31, 1996 and 1995 were not significant.

     At December 31, 1996, the Company had net operating loss carryforwards aggregating approximately $200,000 for federal and state income tax purposes which, if unused, will expire beginning in 2007. The Company has recorded a valuation allowance with respect to net operating losses reflected as a deferred tax asset due to the uncertainty of their ultimate realization.

     STOCK ISSUANCE COSTS: The Company charged against capital the cots associated with organizing and capitalizing the Company.

     BALANCE SHEET CLASSIFICATION: Consistent with industry practice, and the nature of its most significant assets and liabilities, the Company does not classify its balance sheet into current or long-term categories.

     SUPPLEMENTAL DISCLOSURES FOR STATEMENT OF CASH FLOWS: The Company made interest payments of $370,000 during the year ended December 31, 1996. No interest was paid in 1995. The Company made no income tax payments during the years ended December 31, 1996 and 1995.

     ADVERTISING COSTS: Advertising costs are generally charged to operations in the year incurred and totaled approximately $158,000 and $92,000 for the years ended December 31, 1996 and 1995, respectively.

     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of the Company's financial instruments, including cash, accounts payable and payable to affiliates approximate fair value because of the short maturity of those instruments. The carrying amount of the senior note payable to investor approximates fair value based on current rates offered to the Company for debt of the same terms and maturity. The carrying amount of the subordinated demand note payable approximates fair value due to its short maturity.

3.     LAND UNDER DEVELOPMENT

     Land under development at December 31 is comprised of the following capitalized costs:

                                                                                      1996                     1995
    Land                                                                            $  6,800,000            $  6,800,000
    Architectural and engineering costs                                                8,647,081               4,104,148
    Interest and financing costs                                                       4,029,890               2,510,817
    Consulting and professional fees                                                   2,234,746               1,657,118
    Other                                                                                370,600                 206,172

                                                                                    $ 22,082,317            $ 15,278,255

At December 31, 1996, the Company had 17 interested parties who selected a Kahana Ridge lot to be purchased and placed the required deposit in an escrow account.

4.     FURNITURE AND EQUIPMENT

  Furniture and equipment at December 31 consists of:

                                                                                1996             1995
    Office furniture and equipment                                      $     21,794      $    21,794

    Less accumulated depreciation                                             (9,526)          (5,168)

                                                                        $     12,268     $     16,626







5.                       NOTES PAYABLE (see Note 1)

                                                                                               1996                     1995

    Senior note payable to investor, secured
      by a mortgage on the Project, with
      interest at the greater of $3 million
      or an amount sufficient to provide
      the investor an internal rate of return
      of 30% per annum; due July 1998 or out of
      sales proceeds                                                                     $  8,000,000             $       --

    Subordinated demand note payable to bank,
      secured by a mortgage on the Project
      and certain assets of 3521 Corp., with
      interest at the London Interbank Offered
      Rate (LIBOR) plus 2% (7.54% at December
      31, 1996) and commitment fee of 2.5%
      per year on the outstanding balance                                                   4,119,459               7,500,000
                                                                                        $  12,119,459            $  7,500,000







6.     RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1996 and 1995, the Company received net advances from affiliates aggregating approximately $918,000 and $1,600,000, respectively, for working capital and project financing. Additionally, interest on the subordinated note payable to bank (see Note 5) is paid by a related entity and charged to the Company through the payable to affiliates account.

     As of December 31, the payable to affiliates balance consists of:

                                                                         1996             1995

    Non-interest bearing advances from affiliates                $  3,900,693     $  1,707,493
    Non-interest bearing charges for interest
      paid by affiliate                                               104,135        1,283,352

                                                                 $  4,004,828     $  2,990,845


7.     STOCK OPTION AGREEMENT

     On February 14, 1995, the Company entered into a stock option agreement with its president, expiring on September 30, 1999, which provides for the option to purchase up to 300,000 unissued shares of the Company's Class A common stock at an exercise price of $5 per share, payable in cash at the closing of the purchase. No options were exercised during the years ended December 31, 1996 and 1995.

8.     COMMITMENTS AND CONTINGENCIES

     The Company has $6.1 million in outstanding commitments related to a $11.5 million fixed-price contract for mass grading and infrastructure construction (primarily utilities, sewage and roadways) for the Project. The company estimates that the mass grading and infrastructure construction will be substantially completed by July 1997. In connection with this contract, the Company entered into an agreement dated July 25, 1996 whereby the Company placed $4 million into escrow, of which approximately $1.8 million remained in escrow as of December 31, 1996.

     The fixed price contract provides that the general contractor will not suspend work or terminate the contract on account of non-payment and will look solely to the $4 million initially deposited into escrow and the sales proceeds of $50,000 per lot for payment of the contract. Interest shall accrue on all unpaid amounts at the First Hawaiian Bank prime rate in effect at the time payment became due.