Form 10KSB/A
period 1996-12-31
MAUI USA INC
filed 1997-05-13
CIK 894549

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                                ON MAY 13, 1997




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A



[x] AMENDMENT NO. 1 PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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



     The undersigned issuer hereby amends the following items on Form 10-KSB, annual report for the fiscal year ended December 31, 1996:

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     27.1      Financial Data Schedule

                                  SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 13, 1997      MAUI USA, INC.



                         By: /s/ Myron O. Kirkeby
                             Myron O. Kirkeby
                             President, Chief Executive
                             Officer and Treasurer

                                 EXHIBIT INDEX


     Exhibit

     27.1      Financial Data Schedule