Form 10QSB
period 1997-03-31
MAUI USA INC
filed 1997-07-24
CIK 894549

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)    No  ( )

     As of June 30, 1997, 8,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of the issuer were outstanding.

                                MAUI USA, INC.

                                     INDEX


                                                               Page
                                                              Number


PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements . . . . . . . . . . . . . .    1

          Consolidated Balance Sheets - March 31, 1997
          and December 31, 1996 . . . . . . . . . . . . . . . .    1

          Consolidated Statement of Operations For the
          Three Months Ended March 31, 1997 and 1996  . . . . .    2

          Consolidated Statements of Cash Flows For the
          Three Months Ended March 31, 1997 and 1996  . . . . .    3

          Notes to Consolidated Financial Statements  . . . . .    4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. .    5

PART II - OTHER INFORMATION

     None.

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .    8

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                     CONSOLIDATED BALANCE SHEETS

                                                               March 31,              December 31,
                                                                  1997                    1996
                                                               (Unaudited)
                                                               ASSETS

Cash (including restricted cash of
  $23,430 and $1,846,840)                               $           117,247       $       1,916,104
Land under development                                           24,310,226              22,082,317
Furniture and equipment, net                                         14,378                  12,268
Other                                                               113,458                  52,475

    Total Assets                                        $        24,555,309       $      24,063,164


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                        $           787,230       $       1,542,343
Bonds payable                                                        60,000                       -
Note payable                                                     12,119,459              12,119,459
Accrued interest payable                                          1,637,260               1,045,479
Payable to affiliates                                             4,697,369               4,004,828

    Total liabilities                                            19,301,318              18,712,109


Stockholders' equity:
    Common Stock
    Class A, $.001 par value; authorized - 25,000,000
      shares, outstanding - 8,000,000 shares                          8,000                   8,000
    Class B, $.001 par value; authorized - 5,000,000
      shares, outstanding - 2,000,000 shares                          2,000                   2,000
    Additional paid-in capital                                    5,556,149               5,556,149
    Accumulated deficit                                            (312,158)              (215,094)

      Total stockholders' equity                                  5,253,991               5,351,055


      Total liabilities and stockholders' equity        $       24,555,309        $      24,063,164


                                             The accompanying notes are an integral part
                                              of the consolidated financial statements.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                             (Unaudited)

                                                               1997                      1996
Interest income                                           $      14,764            $      11,573

Selling, general and administrative expenses                   (111,828)                 (45,676)

         Net loss                                         $     (97,064)           $     (34,103)

Loss per common share
  Primary                                                 $      (0.010)           $      (0.003)



                                             The accompanying notes are an integral part
                                              of the consolidated financial statements.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                             (Unaudited)

                                                                          1997                    1996
Cash flows from operating activities:
 Net loss                                                               $(97,064)              $(34,103)
 Adjustments to reconcile net loss to net cash
  provided by operating activities -
    Depreciation and amortization                                           4,219                 1,090
    Changes in assets and liabilities:
     Increase in land under development                               (2,227,909)            (1,430,122)
     Increase in accrued interest payable                                 591,781                     -
     Increase in other assets                                            (64,112)                (4,920)
     Increase (decrease) in accounts payable                            (755,113)                817,444

       Net cash used in operating activities                          (2,548,198)              (650,611)

Cash flows used in investing activities:
 Purchases of furniture and equipment                                     (3,200)                      -

       Net cash used in investing activities                              (3,200)                      -

Cash flows from financing activities:
 Proceeds from borrowings from affiliates                                 692,541                648,192
 Proceeds from bonds payable                                               60,000                      -

       Net cash provided by financing activities                          752,541                648,192

Net decrease in cash                                                  (1,798,857)                (2,419)

Cash at beginning of period (including restricted cash
 of $1,846,840 and $1,142,972)                                          1,916,104              1,202,656

Cash at end of period (including restricted cash of
 $23,430 and $1,003,422)                                                 $117,247             $1,200,237



                                             The accompanying notes are an integral part
                                              of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -    BASIS OF PRESENTATION:

In the opinion of management, the unaudited financial information included in this report contains all adjustments, consisting of normal recurring adjustments only, necessary for a fair presentation of the results of operations and cash flows for the interim period covered and the financial condition of the Company at the dates of the balance sheets. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The accounting policies followed by the Company are set forth in Note 2 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Reclassifications

The Company reclassified the cash outflow related to the land under development from investing activities to operating activities on the Statement of Cash Flows for the three months ended March 31, 1996 in order to conform to the presentation in the Statement of Cash Flows for the three months ended March 31, 1997. In addition, the Company reclassified the cash proceeds from borrowings from affiliates from operating activities to financing activities. Such reclassifications increased net cash used by operating activities by $2,078,314, decreased net cash used in investing activities by $1,430,122 and increased net cash provided by financing activities of $648,192.

NOTE 2 -    MATERIAL COMMITMENTS:

The Company has $4.1 million in outstanding commitments related to an $11.5 million fixed price contract for mass grading and infrastructure construction (primarily utilities, sewage and roadways) for the Project. The Company estimates that the mass grading and infrastructure construction will be substantially completed by August 1997. In connection with this contract, the Company entered into an agreement dated July 25, 1996, whereby the Company placed $4 million into escrow, of which approximately $23,400 remained as of March 31, 1997.

The fixed price contract provides that the general contractor will not suspend work or terminate the contract on account of nonpayment and will look solely to the $4 million initially deposited into escrow and the sales proceeds from future contracts of $50,000 per lot for payment of the contract. Interest shall accrue on all unpaid amounts at the First Hawaiian Bank prime rate in effect at the time payment became due.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition

Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totaling approximately sixty acres, located on the Kahana Ridge in West Maui (the "Project"). The expected completion date for the development of the Project is August 1997. Costs incurred during the three month period ended March 31, 1997 relate to development of the infrastructure of the Project and capitalization of $689,006 of interest related to notes payable and advances from affiliates. This resulted in a significant increase (approximately $2,200,000) in Land Under Development (as set forth on the Company's unaudited consolidated balance sheet). The decrease in accounts payable from December 31, 1996 is primarily due to the paydown of accounts using the escrow funds and proceeds from advances from affiliates.

Material Changes in Results of Operations

The Company's selling, general and administrative expenses amounted to $111,828 for the quarter ended March 31, 1997, compared to $45,576 for the corresponding 1996 period. The increase in expenses results from increased selling activities related to the Company's Kahana Ridge project, and for expenses incurred to pursue other potential business opportunities.

Financing, Working Capital and Liquidity

Upon completion of lot development expected in August 1997, the Company will begin lot sales. $100,000 of proceeds from each lot sale will be paid to the investor; the next $50,000 of proceeds will be paid to the general contractor; and the remainder will be paid to the investor until the mortgage loan is repaid in full. Management expects working capital shortfalls for the Company's general and administrative and debt service payments required on their loan from a bank will continue to be funded by advances from affiliates.

Pursuant to a letter agreement, dated January 14, 1997, the Company acquired for $60,000 cash, subject to certain conditions, the right to purchase 11,000,000 shares in Moomin Valley Corporation ("Moomin Valley") for $1.00 per share. Moomin Valley was founded to develop and operate a Moomin theme park at an existing agricultural theme park. No development has yet occurred with respect to the proposed theme park. However, management is pursuing discussions with financial institutions and institutional investors for the private placement of $18 million of five year convertible debt which would be used for the development of the theme park and general corporate expenditures.

During the first quarter ended March 31, 1997, the Company issued $60,000 of convertible bonds at 4%, due March 31, 2002 to a single investor. Subsequent to March 31, 1997, another investor purchased $300,000 of convertible bonds from the Company with a five-year term, at 6%. In addition, the bonds sold have warrants attached for the purchase of 60,000 shares of the Company's Class A common stock for $4.00 per share which expires on April 30, 1999.

                          PART II - OTHER INFORMATION

None.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             Dated: July 22, 1997            MAUI USA, INC.



                                             By: /s/ Myron O. Kirkeby
                                                ---------------------
                                                Myron O. Kirkeby
                                                President, Chief
                                                Executive Officer and
                                                Treasurer