Form 10QSB
period 1997-06-30
MAUI USA INC
filed 1997-08-15
CIK 894549

Securities and Exchange Commission
                            Washington, D.C.  20549

                                  Form 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for the past 90 days.  Yes   X

No

     As of July 31, 1997, 8,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of the issuer were outstanding.

                                 MAUI USA, INC.

                                     INDEX


                                                            Page
                                                            Number


PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements . . . . . . . . . . . . . . 1

          Consolidated Balance Sheets - June 30,
          1997 and December 31, 1996  . . . . . . . . . . . 1

          Consolidated Statements of Operations for the
          Three Months Ended June 30, 1997 and 1996 . . . . 2

          Consolidated Statements of Operations for the
          Six Months Ended June 30, 1997 and 1996 . . . . . 3

          Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 1997 and 1996 . . . . . 4

          Notes to Consolidated Financial Statements  . . . 5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . 6

PART II - OTHER INFORMATION

   Item 6(b).  Reports on Form 8-K  . . . . . . . . . . . . 8

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . 9

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                     CONSOLIDATED BALANCE
SHEETS

                                                        June 30,
  December 31,
                                                        1997
  1996
                                                        (Unaudited)

                                                               ASSETS
Cash (including restricted cash of
  $23,430 and $1,846,840)                               $            70,460
  $       1,916,104
Land under development                                           28,095,180
         22,082,317
Furniture and equipment, net                                         13,074
             12,268
Other                                                               156,602
             52,475

    Total Assets                                        $        28,335,316
  $      24,063,164

                                                LIABILITIES AND STOCKHOLDERS'
EQUITY

Accounts payable                                        $           547,056
  $       1,542,343
Advances from contractor                                          3,234,878
                  -
Bonds payable                                                       360,000
                  -
Note payable                                                     12,119,459
         12,119,459
Accrued interest payable                                          2,239,956
          1,045,479
Payable to affiliates                                             4,708,784
          4,004,828

    Total liabilities                                            23,210,133
         18,712,109

Stockholders' equity:
    Common Stock
      Class A, $.001 par value;
      authorized - 25,000,000 shares
      outstanding - 8,000,000 shares                                  8,000
              8,000






      Class B, $.001 par value;
      authorized - 5,000,000 shares,
      outstanding - 2,000,000 shares                                  2,000
              2,000
    Additional paid-in capital                                    5,556,149
          5,556,149
    Accumulated deficit                                           (440,966)
          (215,094)

    Total stockholders' equity                                    5,125,183
          5,351,055

    Total liabilities and
    stockholders' equity                                $       28,335,316
  $      24,063,164

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                               1997
         1996
Interest income                                           $        2,351
   $       10,494

Selling, general and
administrative expenses                                        (111,580)
         (49,488)

Depreciation & amortization                                      (4,432)
          (1,090)

Interest expense                                                (15,148)
                -

         Net loss                                         $    (128,809)
   $     (40,084)

Loss per common share
  Primary                                                 $      (0.013)
   $      (0.004)


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                               1997
         1996
Interest income                                           $       17,116
   $       22,067

Selling, general and
administrative expenses                                        (219,189)
         (94,074)

Depreciation & amortization                                      (8,651)
          (2,180)

Interest expense                                                (15,148)
                -

         Net loss                                         $    (225,872)
   $     (74,187)

Loss per common share
  Primary                                                 $      (0.023)
   $      (0.007)


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

 1997                    1996
Cash flows from operating activities:
 Net loss
$(225,872)               $(74,187)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities -
   Depreciation and amortization
8,651                    2,180
   Changes in assets and liabilities:
     Increase in receivable from
     County of Maui
    -               (790,719)
     Increase in land under development
(6,012,863)             (1,620,502)
     (Increase) decrease in other assets
(110,385)                   5,502
     Increase in accrued interest payable
1,194,478                       -
     Increase (decrease) in accounts
    payable
(995,287)                 448,785

     Net cash used in operating
     activities
(6,141,278)             (2,028,941)

Cash flows used in investing activities:
 Purchases of furniture and equipment
(3,200)                       -

     Net cash used in investing activities
(3,200)                       -

Cash flows from financing activities:
 Increase in advances from contractor
3,234,878                       -
 Proceeds from borrowings from
 affiliates, net
703,956                 875,535
 Proceeds from bonds payable
360,000                       -

     Net cash provided by financing
     activities
4,298,834                 875,535







Net increase (decrease) in cash
(1,845,644)             (1,153,406)

Cash at beginning of period (including
restricted cash of $1,846,840
and $1,142,872)
1,916,104               1,202,656

Cash at end of period (including
restricted cash of $23,428
and $8,763)
$70,460                 $49,250

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

Reclassifications

The Company reclassified the cash outflow related to the land under development from investing activities to operating activities on the Statement of Cash Flows for the six months ended June 30, 1996 in order to conform to the presentation in the Statement of Cash Flows for the six months ended June 30, 1997. In addition, the Company reclassified the cash proceeds from borrowings from affiliates from operating activities to financing activities.

Such reclassifications increased net cash used by operating activities by $2,496,037, decreased net cash used in investing activities by $1,620,502 and increased net cash provided by financing activities of $875,535.

NOTE 2 -    MATERIAL COMMITMENTS:

The Company has $2.1 million in outstanding commitments related to an $11.5 million fixed price contract for mass grading and infrastructure construction (primarily utilities, sewage and roadways) for the Project. The Company estimates that the mass grading and infrastructure construction will be substantially completed by September 1997. In connection with this contract, the Company entered into an agreement dated July 25, 1996, whereby the Company placed $4 million into escrow, of which approximately $23,428 remained as of June 30, 1997.

The fixed price contract provides that the general contractor will not suspend work or terminate the contract on account of nonpayment and will look solely to the $4 million initially deposited into escrow and the sales proceeds from future contracts of $50,000 per lot for payment of the contract. During the second quarter, the general contractor funded $3,234,878 toward the land development project reflected as advances from contractor. Interest shall accrue on all unpaid amounts at the First Hawaiian Bank prime rate in effect at the time payment became due.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Material Changes in Financial Condition

Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totaling approximately sixty acres, located at Kahana Ridge in West Maui (the "Project"). The expected completion date for the development of the Project is September 1997. Costs incurred during the six month period ended June 30, 1997 relate to development of the infrastructure of the Project and capitalization of approximately $1.4 million of interest related to notes payable.  This resulted in a significant increase

(approximately $6 million) in Land Under Development (as set forth on the Company's unaudited consolidated balance sheet). The decrease in accounts payable from December 31, 1996 is primarily due to the paydown of accounts using the escrow funds and proceeds from advances from affiliates.

Material Changes in Results of Operations

The Company's selling, general and administrative expenses amounted to $219,189 for the six month period ended June 30, 1997, compared to $94,074 for the corresponding 1996 period. The Company's selling, general and administrative expenses amounted to $111,580 for the three month period ended June 30, 1997, compared to $49,488 for the corresponding 1996 period. These increases in expense result from increased selling activities related to the Company's Kahana Ridge project, and for expenses incurred to pursue other potential business opportunities. Interest expense for the three months ended

June 30, 1997 aggregating $15,148 relates primarily to the convertible bonds issued.

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


On March 20, 1997, the Company issued $60,000 of convertible bonds at 6%, due March 31, 2002 to a single investor. On April 22, 1997, another investor purchased $300,000 of convertible bonds from the Company with a five-year term, at 6%. In addition, the bonds sold have warrants attached for the purchase of 60,000 shares of the Company's Class A common stock for $4.00 per share which expires on April 30, 1999.

                          PART II - OTHER INFORMATION

    Item 6(b)  Reports on Form 8-K..

     Report on Form 8-K filed May 13, 1997, reporting Item 4 (Change in Registrant's Certifying Accountant) and Item 7 (Exhibit 16.1 - Letter re Change of Accountant).

     Report on Form 8-K/A filed June 25, 1997, reporting Item 4 (Change in Registrant's Certifying Accountant) and Item 7 (Exhibit 16.1 - Letter re Change of Accountant).

     Report of Form 8-K filed June 25, 1997, reporting Item 4 (Change in Registrant's Certifying Accountant).

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 15, 1997        MAUI USA, INC.



                              By:  /s/ Myron O. Kirkeby
                                 Myron O. Kirkeby
                                 President, Chief Executive
                                 Officer and Secretary