Form 10QSB
period 1997-09-30
MAUI USA INC
filed 1997-11-14
CIK 894549

Securities and Exchange Commission
                            Washington, D.C.  20549

                                  Form 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 1997, 8,000,000 shares of Class A Common Stock and 2,000,000 shares of Class B Common Stock of the issuer were outstanding.

                                MAUI USA, INC.

                                     INDEX


                                                Page
                                                Number


PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . .  1

                 Consolidated Balance Sheets - September 30, 1997
                 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . .  1

                 Consolidated Statements of Operations for the
                 Three Months and Nine Months Ended
                 September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . .  2

                 Consolidated Statements of Cash Flows for the
                 Nine Months ended September 30, 1997 and 1996  . . . . . . . . .  3

                 Notes to Consolidated Financial Statements . . . . . . . . . . .  4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . .  5

PART II - OTHER INFORMATION

                 Item 6(b).  Reports on Form 8-K  . . . . . . . . . . . . . . . .  7

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

                        PART I - FINANCIAL INFORMATION

Item 1       Financial Statements

                                                     CONSOLIDATED BALANCE SHEETS

                                                              September 30,            December 31,
                                                                 1997                    1996
                                                                                  (Unaudited)
                                                               ASSETS

Cash (including restricted cash of
  $-0- and $1,846,840)                                  $             8,373       $       1,916,104
Land under development                                           30,788,269              22,082,317
Furniture and equipment, net                                         11,825                  12,268
Other assets                                                         46,751                  52,475

    Total assets                                        $        30,855,218       $      24,063,164


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                        $           496,152       $       1,542,343
Advances from contractor                                          4,917,588                       -
Bonds payable                                                       360,000                       -
Notes payable                                                    12,230,363              12,119,459
Accrued interest payable                                          3,221,137               1,045,479
Payable to affiliates                                             4,673,223               4,004,828

    Total liabilities                                            25,898,463              18,712,109


Stockholders' equity:
    Common Stock
    Class A, $.001 par value; authorized - 25,000,000
      shares, outstanding - 8,000,000 shares                          8,000                   8,000
    Class B, $.001 par value; authorized - 5,000,000
      shares, outstanding - 2,000,000 shares                          2,000                   2,000
    Additional paid-in capital                                    5,556,149               5,556,149
    Accumulated deficit                                            (609,394)              (215,094)

    Total stockholders' equity                                    4,956,755               5,351,055


    Total liabilities and stockholders' equity          $       30,855,218        $      24,063,164


                    The accompanying notes are an integral
                part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended                       Nine Months Ended
                                                   September 30,                           September 30,

                                             1997                1996                1997                1996

 Interest income                            $   1,452           $  12,184          $   18,568          $   34,252

 Selling, general and
 administrative expenses                     (155,515)            (29,932)           (372,334)           (120,857)
 Depreciation & amortization                   (4,378)             (7,326)            (13,029)            (12,656)

 Interest expense                             (12,357)                  -             (27,505)                  -
                                            _________           _________           _________           _________

          Net loss                          ($170,798)          ($ 25,074)          ($394,300)          ($ 99,261)

 Loss per common share
          Primary                           ($  .017)          ($  0.003)           ($  .039)          ($  0.010)
 Weighted average number of shares
 outstanding                               10,000,000          10,000,000          10,000,000          10,000,000


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                       1997                      1996
Cash flows from operating activities:
          Net loss                                                $     (284,300)           $      (99,261)
          Adjustments to reconcile net loss to net cash
           provided by operating activities -
            Depreciation and amortization                                 13,029                    12,656
            Reserve for investment in Moomin                            (110,000)                        -
            Changes in assets and liabilities:
             Increase in receivable from County of Maui                        -                 (790,719)
             Increase in land under development                      (8,705,952)               (3,395,072)
             Increase in other assets                                    (3,662)                   (1,637)
             Increase in accrued interest payable                      2,175,658                   440,548
             Increase (decrease) in accounts payable                 (1,046,191)                   971,803

               Net cash used in operating activities                 (7,961,418)               (2,861,682)

Cash flows used in investing activities:
          Purchases of furniture and equipment                           (3,200)                          -

               Net cash used in investing activities                     (3,200)                          -

Cash flows from financing activities:
          Advances from contractor                                     4,917,588                        -
          Proceeds from borrowings from affiliates                       668,395                 1,125,567
          Proceeds from bonds payable                                    360,000                        -
          Proceeds from note payable                                     110,904                        -
          Note payable repayments                                             -                 (3,750,000)
          Note payable borrowings                                             -                  8,000,000


               Net cash provided by financing activities               6,056,887                 5,375,567

Net increase (decrease) in cash                                      (1,907,731)                 2,513,885

Cash at beginning of period (including restricted cash
          of $1,846,840 and $1,142,872)                                1,916,104                1,202,656

Cash at end of period (including restricted cash of
          $-0- and $3,632,400)                                    $        8,373            $    3,716,541


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -    BASIS OF PRESENTATION:

In the opinion of management, the unaudited financial information included in this report contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations and cash flows for the interim period covered and the financial condition of the Company at the dates of the balance sheets. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The accounting policies followed by the Company are set forth in Note 2 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Reclassifications

The Company reclassified the cash outflow related to the land under development from investing activities to operating activities on the Statement of Cash Flows for the nine months ended September 30, 1996 in order to conform to the presentation in the Statement of Cash Flows for the nine months ended September 30, 1997. In addition, the Company reclassified the cash proceeds from borrowings from affiliates from operating activities to financing activities. Such reclassifications increased net cash used by operating activities by $4,520,639, decreased net cash used in investing activities by $3,395,072 and increased net cash provided by financing activities of $1,125,567.

NOTE 2 -    MATERIAL COMMITMENTS:

The Company has approximately $272,000 remaining in outstanding commitments related to an $11.8 million fixed price contract for mass grading and infrastructure construction (primarily utilities, sewage and roadways) for the Project. The mass grading and infrastructure is substantially complete, final subdivision map has been obtained and only landscaping remains. In connection with this contract, the Company entered into an agreement dated July 25, 1996, whereby the Company placed $4 million into escrow, all of which was used as of September 30, 1997.

The fixed price contract provides that the general contractor will not suspend work or terminate the contract on account of nonpayment and will look solely to the $4 million initially deposited into escrow and the sales proceeds from future contracts of $50,000 per lot for payment of the contract. During the third quarter, the general contractor funded $1,682,710 toward the land development project reflected as advances from contractor. Interest accrues on all unpaid amounts at the First Hawaiian Bank prime rate in effect at the time payment became due.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Material Changes in Financial Condition

Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totaling approximately sixty acres, located at Kahana Ridge in West Maui (the "Project"). The expected completion date for the development of the Project is September 1997. Costs incurred during the nine month period ended September 30, 1997 relate to development of the infrastructure of the Project and capitalization of approximately $2.1 million of interest related to notes payable and advances from affiliates. This resulted in a significant increase (approximately $8,684,228) in Land Under Development (as set forth on the Company's unaudited consolidated balance sheet). The decrease in accounts payable from December 31, 1996 is primarily due to the paydown of accounts using the escrow funds and proceeds from advances from affiliates.

Material Changes in Results of Operations

The Company's selling, general and administrative expenses amounted to $372,334 for the nine month period ended September 30, 1997, compared to $120,857 for the corresponding 1996 period. The Company's selling, general and administrative expenses amounted to $155,515 for the three months ended September 30, 1997, compared to $29,932 for the corresponding 1996 period.
The increase in expenses results from increased selling activities related to the Company's Kahana Ridge project and for expenses incurred to pursue other potential business opportunities. In addition, during the three months ended September 30, 1997, the Company fully reserved for its $110,000 investment in Moomin Valley Corporation as the Company's right to purchase shares in this company has expired. Interest expense relates to the convertible bonds issued and certain unallocated interest on promissory notes.

Financing, Working Capital and Liquidity

In connection with obtaining the final subdivision map, the Company can begin closing lot sales in early December and currently has twelve lots in escrow. The first $100,000 of proceeds from each lot sale will be paid to the investor; the next $50,000 of proceeds will be paid to the general contractor; and the remainder will be paid to the investor until the mortgage loan is repaid in full. Management expects working capital shortfalls for the Company's general and administrative and debt service payments required on their loan from a bank will continue to be funded by advances from affiliates.

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

On November 1, 1997, the Company issued an additional $300,000 of convertible bonds at 12% which are due November 1, 2000. The bonds have warrants attached for the purchase of 150,000 shares of the Company's Class A common stock for $2.00 per share which expires on October 31, 2000.

                          PART II - OTHER INFORMATION

Item 6(b).     Reports on Form 8-K

Report on Form 8-K/A filed July 10, 1997, reporting Item 7 (Exhibit 16.1 - Letter re Change of Accountant).

Report on Form 8-K/A filed July 18, 1997, reporting Item 4 (Change in Registrant's Certifying Accountant) and Item 7 (Exhibit 16.1 - Letter re Change in Accountant).

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 1997      MAUI USA, INC.



                              By: /s/ Myron O. Kirkeby
                                  ---------------------------
                                  Myron O. Kirkeby
                                  President, Chief Executive
                                  Officer and Secretary