Form 10QSB/A
period 1997-09-30
MAUI USA INC
filed 1997-12-02
CIK 894549

Securities and Exchange Commission
                            Washington, D.C.  20549

                                 Form 10-QSB/A


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

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       1997                          1996



Cash flows from operating activities:
          Net loss                                                                 $  (394,300)                  $   (99,261)
          Adjustments to reconcile net loss to net cash
           provided by operating activities -
            Depreciation and amortization                                               13,029                        12,656
            Changes in assets and liabilities:
             Increase in receivable from County of Maui                                      -                      (790,719)
             Increase in land under development                                     (8,705,952)                   (3,395,072)
             Increase in other assets                                                   (3,662)                       (1,637)
             Increase in accrued interest payable                                    2,175,658                       440,548
             Increase (decrease) in accounts payable                                (1,046,191)                      971,803

               Net cash used in operating activities                                (7,961,418)                   (2,861,682)

Cash flows used in investing activities:
          Purchases of furniture and equipment                                          (3,200)                            -

               Net cash used in investing activities                                    (3,200)                            -

Cash flows from financing activities:
          Advances from contractor                                                   4,917,588                             -
          Proceeds from borrowings from affiliates                                     668,395                     1,125,567
          Proceeds from bonds payable                                                  360,000                             -
          Proceeds from note payable                                                   110,904                             -
          Note payable repayments                                                            -                    (3,750,000)
          Note payable borrowings                                                            -                     8,000,000


               Net cash provided by financing activities                             6,056,887                     5,375,567

Net increase (decrease) in cash                                                     (1,907,731)                    2,513,885

Cash at beginning of period (including restricted cash
          of $1,846,840 and $1,142,872)                                              1,916,104                     1,202,656

Cash at end of period (including restricted cash of
          $-0- and $3,632,400)                                                     $     8,373                   $ 3,716,541


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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Material Changes in Financial Condition

Maui USA, Inc. (the "Company") is continuing with its development of three adjoining parcels of land, totaling approximately sixty acres, located at Kahana Ridge in West Maui (the "Project"). Costs incurred during the nine month period ended September 30, 1997 relate to development of the infrastructure of the Project and capitalization of approximately $2.1 million of interest related to notes payable and advances from affiliates. This resulted in a significant increase (approximately $8.7 million) in Land Under Development (as set forth on the Company's unaudited consolidated balance sheet). The decrease in accounts payable from December 31, 1996 is primarily due to the paydown of accounts using the escrow funds and proceeds from advances from affiliates.

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


             Dated:  December 1, 1997        MAUI USA, INC.



                                             By:   ___________________
                                                   Myron O. Kirkeby
                                                   President, Chief
                                                   Executive Officer
						   and Secretary